Form 10-K
period 2019-12-31
Volkswagen Auto Lease Trust 2019-A; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2020-03-30
CIK 1769465, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

333-214626-02

(Commission File Number of Issuing Entity)

Volkswagen Auto Lease Trust 2019-A

(Exact name of Issuing Entity as specified in its charter)

Central Index Key Number of Issuing Entity: 0001769465

Volkswagen Auto Lease/Loan Underwritten Funding, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Depositor: 0001182534

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	83-6747337
(State or other jurisdiction of incorporation or organization of Registrant)	(I.R.S. Employer Identification No. of Registrant)

2200 Ferdinand Porsche Drive Herndon, Virginia	20171
(Address of principal executive offices of Registrant)	(Zip Code of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, o a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: None

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1	Business.
(B) Item 1A	Risk Factors.
(C) Item 2	Properties.
(D) Item 3	Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6	Selected Financial Data.
(C) Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8	Financial Statements and Supplementary Data.
(F) Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A	Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10	Directors, Executive Officers and Corporate Governance.
(B) Item 11	Executive Compensation.
(C) Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14	Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

Item 16.	Form 10-K Summary.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Volkswagen AG and other Volkswagen Group companies, including VW Credit, Inc., have been the subject of intense scrutiny, ongoing investigations (civil and criminal) and civil litigation relating to TDI diesel engines. Volkswagen AG and other Volkswagen Group companies have received subpoenas and inquiries from state attorneys general and other governmental authorities and are responding to such investigations and inquiries. Moreover, investigations by various US regulatory and government authorities, including in areas relating to securities, financing and tax are ongoing.

One such legal action to which VW Credit, Inc. and certain other Volkswagen Group companies are party is a civil action brought by the SEC pursuant to a complaint filed in the U.S. District Court for the Northern District of California on March 14, 2019. The complaint alleges that VW Credit, Inc., its indirect 100% parent, Volkswagen AG, an affiliate, Volkswagen Group of America Finance, LLC, and the former Chief Executive Officer of Volkswagen AG, Martin Winterkorn, violated the U.S. securities laws by selling certain bonds and asset-based securities without disclosing the existence of defeat devices, as defined under U.S. law, in certain diesel vehicles, and related exposures. A copy of the complaint is available at https://www.sec.gov/files/complaint-2019-03-14_0.pdf. VW Credit, Inc. and the other Volkswagen Group entities named in the SEC’s complaint intend to contest the SEC’s allegations.

Except as described above, no legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator, (the “Administrator”), of Volkswagen Auto Lease Trust 2019-A (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”), VW Credit Leasing, Ltd. (the “Origination Trust”), Deutsche Bank Trust Company Delaware (the “Owner Trustee”), U.S. Bank National Association (in its capacity as UTI trustee, (the “UTI Trustee”), in its capacity as transaction SUBI trustee, (the “Transaction SUBI Trustee”) and in its capacity as administrative trustee, (the “Administrative Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity. The Sponsor is also the Servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the Servicer. The Issuing Entity was formed by the Depositor. VW Credit, Inc. is the Administrator of the Issuing Entity and the Depositor is the holder of the Issuing Entity’s Certificate, representing the residual interest in the Issuing Entity. The Sponsor is settlor and initial beneficiary of the Origination Trust. The asset pool represents a portfolio of assets held by the Origination Trust in which the Issuing Entity holds a beneficial interest.

Other than as specified in this Item above, none of VW Credit, Inc., the Depositor, the Origination Trust or the Issuing Entity is an affiliate of any of the following parties, and, except as described below, none of the following parties are affiliates of any of the other following parties:

(1)	Indenture Trustee.

(2)	Owner Trustee.

(3)	Issuer Delaware Trustee

(4)	U.S. Bank National Association (in its capacities as UTI Trustee, Transaction SUBI Trustee and Administrative Trustee).

(5)	Delaware Trustee.

The Owner Trustee and the Issuer Delaware Trustee are affiliates.

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the Notes contemplated by Item 1101(d)(1) of Regulation AB.

In addition, to the best of our knowledge, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated third party, apart from the asset-backed securities transaction involving the issuance of the Notes and the Certificate by the Issuing Entity, between VW Credit, Inc. (in its capacities as Sponsor, Originator, Servicer or Administrator) the Depositor, the Origination Trust, the Indenture Trustee, the Owner Trustee, the Issuer Delaware Trustee, U.S. Bank National Association (in its capacities as UTI Trustee, Transaction SUBI Trustee and Administrative Trustee), the Delaware Trustee and the Issuing Entity, or any affiliates of such parties, that currently exists or that existed during the past two years and that is material to an investor’s understanding of the Notes.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer complied in all material respects with the servicing criteria applicable to it.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2020

VOLKSWAGEN AUTO LEASE TRUST 2019-A

By: VW Credit, Inc., as Servicer

By:	/s/ David Rands
David Rands
Executive Vice President & CFO
(senior officer in charge of the servicing function)