Form 10-K/A
period 2019-12-31
Volkswagen Auto Lease Trust 2019-A; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2020-09-10
CIK 1769465, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	83-6747337
(State or other jurisdiction of incorporation or organization of Registrant)	(I.R.S. Employer Identification No. of Registrant)

2200 Ferdinand Porsche Drive Herndon, Virginia	20171 (Zip Code of Registrant)
(Address of principal executive offices of Registrant)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

Emerging growth company:	☐

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020 and is being filed for the purpose of including the disclosure required by Item 1122(c) regarding a material instance of noncompliance in the body of the Form 10-K.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

One such legal action to which VW Credit, Inc. and certain other Volkswagen Group companies are party is a civil action brought by the SEC pursuant to a complaint filed in the U.S. District Court for the Northern District of California on March 14, 2019. The complaint alleges that VW Credit, Inc., its indirect 100% parent, Volkswagen AG, an affiliate, Volkswagen Group of America Finance, LLC, and the former Chief Executive Officer of Volkswagen AG, Martin Winterkorn, violated the U.S. securities laws by selling certain bonds and asset-based securities without disclosing the existence of defeat devices, as defined under U.S. law, in certain diesel vehicles, and related exposures. A copy of the complaint is available at https://www.sec.gov/files/complaint-2019-03-14_0.pdf [nam10.safelinks.protection.outlook.com] [sec.gov [nam10.safelinks.protection.outlook.com]]. VW Credit, Inc. and the other Volkswagen Group entities named in the SEC’s complaint intend to contest the SEC’s allegations.

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

The Servicer complied in all material respects with the servicing criteria applicable to it, except with respect to the servicing criteria in paragraph (d)(2)(i) of Item 1122 of Regulation AB due to payments on pool of assets relating to certain non-cash dealer settlements and cash recoveries of approximately $9.3 million not being deposited within two business days. These deficiencies were identified by the Servicer during monthly control testing and corrective measures have been implemented. This amount is considered immaterial to the total collections and there was no adverse impact to the Noteholders, as total cash collected and deposited to the trustee accounts was more than required to pay principal and interest to investors during such months.

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

September 10, 2020

VOLKSWAGEN AUTO LEASE TRUST 2019-A

By:	VW Credit, Inc., as Servicer

By:	/s/ David Rands
David Rands
Executive Vice President & CFO
(senior officer in charge of the servicing function)