Form 10-K
period 2020-12-31
Volkswagen Auto Lease Trust 2019-A; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2021-03-30
CIK 1769465, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Volkswagen AG and other Volkswagen Group companies, including VW Credit, Inc., have been the subject of intense scrutiny, ongoing investigations (civil and criminal) and civil litigation relating to TDI diesel engines. Volkswagen AG and other Volkswagen Group companies have received subpoenas and inquiries from state attorneys general and other governmental and regulatory authorities and are responding to such investigations and inquiries, including in areas relating to securities, financing and tax.

One such legal action to which VW Credit, Inc. and certain other Volkswagen Group companies are subject is a civil action brought by the SEC pursuant to a complaint filed in the U.S. District Court for the Northern District of California on March 14, 2019. The complaint alleged that VW Credit, Inc., its indirect 100% parent, Volkswagen AG, an affiliate, Volkswagen Group of America Finance, LLC, and the former Chief Executive Officer of Volkswagen AG, Martin Winterkorn, violated the U.S. securities laws by selling certain bonds and asset-based securities without disclosure concerning the existence of defeat devices, as defined under U.S. law, in certain diesel vehicles, and related exposures.

On August 20, 2020, the U.S. District Court for the Northern District of California granted in part the Volkswagen defendants’ motion to dismiss the complaint, dismissing all claims related to VW Credit, Inc. and its issuance of certain bonds and automotive asset-backed securities (“ABS”). With respect to VW Credit, Inc., the court held that the SEC’s claims had already been released by virtue of Volkswagen’s settlement with the U.S. Department of Justice for claims made under the Financial Institutions Reform, Recovery and Enforcement Act, 12 U.S.C. § 1833a, related to VW Credit, Inc. and the ABS.

On September 4, 2020, the SEC filed an amended complaint and removed its claims against VW Credit, Inc. To date, the SEC has not sought to pursue a direct appeal as to the claims against VW Credit, Inc; however, the SEC may attempt to appeal after the resolution of all remaining claims in the amended complaint. The other Volkswagen Group entities named in the complaint intend to continue to contest the SEC’s allegations in the amended complaint.

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

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Baker Tilly US, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2021

VOLKSWAGEN AUTO LEASE TRUST 2019-A

By:	VW Credit, Inc., as Servicer

By:	/s/Garett Miles
Garett Miles
Head of Securitization and Assistant Treasurer
(senior officer in charge of the servicing function)